Form 10-K
CSFB MORT SEC CORP COMM MORT PAS THR CERT SER 2002 CKP1
filed 2003-03-27
CIK 1168579

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-53012-07


        Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates
        Series 2002-CKP1

       (Exact name of registrant as specified in its charter)



   New York                                       52-2365583
                                                  52-2365584
                                                  52-2365585
                                                  52-2365586
                                                  52-2365587
                                                  52-7281891
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class A-1                         6
             Class A-2                         5
             Class A-3                        15
             Class A-SP                        4
             Class A-X                         4
             Class B                           3
             Class C                           3
             Class D                           4
             Class E                           3
             Class F                           5
             Class G                           4
             Class H                           4
             Class J-AD                        2
             Class K-Z                         4
             Class L                           2
             Class M                           2
             Class N                           2
             Class O                           2
             Class P                           2
             Class Q                           2
             Class R-I                         1
             Class S                           2
             Class V                           1

             Total:                           82


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Controls and Procedures.

            Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Lennar Partners, Inc., as Special Servicer <F1>
       b) Midland Loan Services, Inc., as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Lennar Partners, Inc., as Special Servicer <F1>
       b) Midland Loan Services, Inc., as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Lennar Partners, Inc., as Special Servicer <F1>
       b) Midland Loan Services, Inc., as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.

   (b) On October 25, 2002, November 27, 2002 and December 30, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.




                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Credit Suisse First Boston Mortgage Securities Corporation
    Commercial Mortgage Pass-Through Certificates
    Series 2002-CKP1
    (Registrant)



  Signed: Credit Suisse First Boston Mtg. Securities Corp.
          by Wells Fargo Bank Minnesota, N.A. its Attorney in fact


  By:   Beth Belfield, Assistant Vice President

  By: /s/  Beth Belfield, Assistant Vice President

  Dated: March 13, 2003

  Sarbanes-Oxley Certification


I, Anand Gajjar, certify that:


1. I have reviewed this annual report on Form 10-K (the "Annual Report"), and all reports on Form 8-K (together with the Annual Report; the "Reports") containing distribution or servicing reports filed in respect of periods included in the year covered by the Annual Report, of Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2002-CKP1 Trust;

2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by the Annual Report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in the Reports is included in the Reports;

4. Based on my knowledge and upon the annual compliance statement included in the Annual Report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the Reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The Reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Lennar Partners, Inc., as Special Servicer and Midland Loan Services, Inc., as Servicer.


      Date: 3/27/03


      /s/ Anand Gajjar
      Signature


      Vice President
      Title



  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.


Ex-99.1 (a)


Deloitte & Touche LLP
Certified Public Accountants
Suite 400
200 South Biscayne Boulevard
Miami, Florida 33131-2310

Ph: (305) 372-3100
Fax: (305) 372-3160
www.us.deloitte.com


Deloitte
& Touche (logo)


INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors of
Lennar Partners, Inc.:

We have examined management's assertion about Lennar Partners, Inc.'s (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as applicable to the special servicing of commercial and multifamily mortgage loans as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum-servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP
February 15, 2003

Deloitte
Touche
Tohmatsu  (logo)

Ex-99.1 (b)

Deloitte & Touche LLP
1010 Grand Boulevard
Suite 400
Kansas City, Missouri 64106-2232

Tel: (816) 474-6180
www.deloitte.com

Deloitte
& Touche (logo)


INDEPENDENT ACCOUNTANT'S REPORT


The Audit Committee
The PNC Financial Services Group, Inc.


We have examined management's assertion, included in the accompanying report titled Report of Management, the Midland Loan Services, Inc. (MLS), an indirectly wholly owned subsidiary of The PNC Financial Services Group, Inc., complied with its Servicing Policy based upon the minimum servicing standards as set forth in the accompanying management assertion as of and for the year ended December 31, 2002, dated February 19, 2003. Management is responsible for MLS's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about MLS's compliance based on our examination.

Our examination was made in accordance with the standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about
MLS's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with the Servicing Policy.

In our opinion, management's assertion that MLS complied with the aforementioned Servicing Policy as of and for the year ended December 31, 2002 is fairly stated, in all material respects.


/s/ Deloitte & Touche LLP
February 19, 2003





Deloitte
Touche
Tohmatsu (logo)


Ex-99.2 (a)


LENNAR PARTNERS
An LNR Company  (logo)


March 1, 2003

Wells Fargo Bank Minnesota, NA
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention:   Corporate Trust Services (CMBS)
             CS First Boston, Series 2002-CKP1

RE:  Annual Independent Public Accountant's Servicing Report
     Credit Suisse First Boston Mortgage Securities, Corp., Commercial Mortgage Pass-through Certificates, Series 2002-CKP1


To Whom It May Concern:

As of and for the year ended December 31, 2002, Lennar Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the special servicer as noted in the attachment to this assertion. As of and for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LENNAR PARTNERS, INC.

/s/ Susan K. Chapman
Susan K. Chapman
Vice President

cc:  Midland Loan Services
     210 West 10th Street
     Kansas City, MO 64105
     President


1601 Washington Avenue * Suite 700 * Miami Beach, Florida 33139
Telephone (305) 695-5600 * Fax (305) 695-5601


Credit Suisse First Boston Mortgage Securities, Corp., Commercial Mortgage Pass-through Certificates, Series 2002-CKP1
Page 2

CS First Boston Mortgage Securities Corp.
Eleven Madison Avenue
New York, NY 10010
Allan J. Baum

Moody's Investor's Service, Inc.
99 Church Street, 4th Floor
New York, NY 10007
Commercial Mortgage Surveillance Group

Standard & Poor's Rating Services, Inc.
55 Water Street
New York, NY 10041-0003
Commercial Mortgage Surveillance Group

Ex-99.2 (b)

MIDLAND LOAN SERVICES (logo)

Management's Assertion on Compliance with the Servicing
Standards Set Forth in the Servicing Policy for the Year Ended December 31,
2002

Report of Management

We, as members of management of Midland Loan Services, Inc. (MLS), an indirectly wholly owned subsidiary of The PNC Financial Services, Group, Inc. (PNC), are responsible for complying with its Servicing Policy based upon the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers except for commercial loan and multifamily servicing, minimum servicing standards V.4 and VI.1, which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal controls over compliance with these standards. We have performed an evaluation of MLS' compliance with the Servicing Policy as of December 31, 2002, and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, MLS complied, in all material respects, with the Servicing Policy.

As of and for this same period, PNC had in effect a fidelity bond in the amount of $300,000,000 and an errors and omissions policy in the amount of $75,000,000.

MIDLAND LOAN SERVICES, INC.

/s/ Steven W. Smith                                   /s/ Vincent E Beckett
Steven W. Smith                                       Vincent E Beckett
Executive Vice President                              Executive Vice President

February 19, 2003

A Member of the PNC Financial Services Group
10851 Mastin P.O.Box 25965 Shawnee Mission Kansas 66225-5965 www.midlandls.com 913 253 9000 T 913 253 9709 F



Ex-99.3 (a)


CERTIFICATE OF OFFICER
OF
LENNAR PARTNERS, INC.

Pooling and Servicing Agreement
dated as of March 1, 2002, (the "Agreement"), by and among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, Midland Loan Services, Inc., as Master Servicer, Wells Fargo Bank Minnesota, N.A., as Trustee, and Lennar Partner, Inc., as Special Servicer
(CSFB 2002-CKP1)


The undersigned, Susan K. Chapman, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, does hereby certify on behalf of the Company that (i) a review of the servicing operations of the company during the year ended December 31, 2002 and of its performance under the Agreement has been made under my supervision; (ii) to the best of my knowledge, based on such review, the company has fulfilled all of its obligations under the Agreement in all material respects throughout such period ended December 31, 2002, (iii) the Company has received no notice regarding qualification, or challenging the status, of any REMIC Pool as a REMIC from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2003.


/s/ Susan K. Chapman
Susan K. Chapman
Vice President
Lennar Partners, Inc.

Ex-99.3 (b)

MIDLANDLOANSERVICES    (logo)

March 24, 2003

Ms. Jennifer Richardson
Wells Fargo Bank Minnesota, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD
USA          21045-1951

Via UPS
(410) 884-2194


Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, 2002-CKP1 Pooling and Servicing Agreement

OFFICER'S CERTIFICATE

Pursuant to the requirements of that certain Pooling and Servicing Agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the preceding calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and,
(iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.



/s/ Charles J. Sipple                  3-24-03
Charles J. Sipple                       Date
Executive Vice Presient

A Member of the PNC Financial Services Group
10851 Mastin P.O. Box 25965 Shawnee Mission Kansas 66225-5965 www.midlandls.com 913 253 9000 T 913 253 9001 F



Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   A-1                         1,790,702.53         7,233,439.21                0.00             47,506,560.79
   A-2                         5,245,936.02                 0.00                0.00            112,435,000.00
   A-3                        29,026,641.78                 0.00                0.00            601,059,000.00
   A-SP                        3,584,781.08                 0.00                0.00                      0.00
   A-X                         1,363,152.68                 0.00                0.00                      0.00
   B                           1,958,148.09                 0.00                0.00             39,715,000.00
   C                             681,610.23                 0.00                0.00             13,652,000.00
   D                           1,312,793.28                 0.00                0.00             26,063,000.00
   E                             759,654.72                 0.00                0.00             14,893,000.00
   F                             723,590.10                 0.00                0.00             13,652,000.00
   G                             800,312.58                 0.00                0.00             14,893,000.00
   H                             818,441.85                 0.00                0.00             14,893,000.00
   J-AD                          889,842.79         2,224,091.21                0.00             17,632,908.80
   K-Z                            47,506.92                 0.00                0.00                      0.00
   L                             761,605.47                 0.00                0.00             16,134,000.00
   M                             410,117.04                 0.00                0.00              8,688,000.00
   N                             351,535.61                 0.00                0.00              7,447,000.00
   O                             410,069.88                 0.00                0.00              8,687,000.00
   P                             234,372.86                 0.00                0.00              4,965,000.00
   Q                             234,325.62                 0.00                0.00              4,964,000.00
   R-I                                 0.00                 0.00                0.00                      0.00
   R-II                                0.00                 0.00                0.00                      0.00
   R-III                               0.00                 0.00                0.00                      0.00
   R-IV                                0.00                 0.00                0.00                      0.00
   R-V                                 0.00                 0.00                0.00                      0.00
   S                             761,390.82                 0.00                0.00             16,134,599.00
   V                                   0.00                 0.00                0.00                      0.00